Form 10-K
period 1997-12-31
EMPIRE FUNDING HOME LOAN OWNER TRUST 1997-1
filed 1998-03-27
CIK 1037400

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

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters 1 There were FIFTEEN participants in the DTC system holding positions in the Cede certificates.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Empire Funding Home Loan Owner Trust 1997-1,
     Home Loan Asset Backed Notes Series 1997-1
     Series 1997-1 Class A-1 Cede & Co.
     Series 1997-1 Class A-2 Cede & Co.
     Series 1997-1 Class A-3 Cede & Co.
     Series 1997-1 Class A-4 Cede & Co.
     Series 1997-1 Class A-5 Cede & Co.
     Series 1997-1 Class M-1 Cede & Co.
     Series 1997-1 Class M-2 Cede & Co.

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


                      Financial Asset Securities Corp.



By: (Signature and Title)
     /s/  Jim Kaufman
     Assistant Vice President
     First Trust National Association

Date March 24, 1997



                      INDEX OF EXHIBITS

                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1997

     Empire Funding Home Loan Owner Trust 1997-1,
     Home Loan Asset Backed Notes Series 1997-1
              Summary of Aggregate Amounts or End of Year Amounts

     Ending Pool Balance               64,633,133.30
     Principal        Collections       6,334,801.51
     Interest         Collections       6,899,619.65
     Liquidated Loans Balance             857,821.13
     FHA Claims PendinBalance (90%)        67,435.83
     Liquidation      Proceeds                  0.00
     Realized         Losses                1,424.65
     Servicer         Fees                393,263.58
     Trustee          Fees                 18,547.21
     FHA              Premiums             13,318.09

                      Ending Balance Principal       Interest
     Class A-1         12,723,256.60    9,026,743.40    944,017.23
     Class A-2          7,400,000.00            0.00    391,830.03
     Class A-3          8,500,000.00            0.00    457,087.50
     Class A-4         11,791,000.00            0.00    687,120.57
     Class A-5          4,250,000.00            0.00    239,381.28
     Class M-1          8,978,000.00            0.00    531,273.15
     Class M-2          7,721,000.00            0.00    467,892.63
     Class B            1,437,188.84            0.00     95,070.06
       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee